Form 10-Q
period 2000-09-30
GIFTS OF LEARNING FOUNDATION INC
filed 2000-11-21
CIK 1082046

GIFTS OF LEARNING FOUNDATION, INC. Date Filed: November 20, 2000 10-Q QUARTERLY REPORT



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2000.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___, 19__ to ____, 19__.

Commission File Number: 000-31221  684567

                                        Gifts of Learning Foundation, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

FLORIDA_____________________________                         65-0423813
(State or other Jurisdiction of Incorporation or       (I.R.S. Employer Identi-
Organization)                                             fication Number)

                                356 Golfview Rd.
                                    Suite 502
                          Palm Beach Gardens, FL 33410
                     Address of Principal Executive Offices
                                  561-791-1700
               Registrant's Telephone Number, Including Area Code

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  X  YES                    OR _____ NO

--------------------------------------------------------------------------------

GIFTS OF LEARNING FOUNDATION, INC.          Date Filed:  November 20, 2000

                                            PART II - OTHER INFORMATION

Item 1.  - Legal Proceedings.
         None.

Item 2.  Changes in Securities.
         None.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security holders.
         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.
         None.

A - Exhibits

    27 - Financial Data Schedule

B - Form 8-K

    None

     /s/ James A. Mallamo
BY:  --------------------------------------------
        SIGNATURES:  JAMES A. MALLAMO, PRESIDENT

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIFTS OF LEARNING FOUNDATION, INC.
Signed/James A. Mallamo

Dated:  November 20, 2000           By:  James A. Mallamo
                                            President

                       GIFTS OF LEARNING FOUNDATION, INC.
                                 d/b/a Kids Golf
                        (A Development Stage Entgerprise)

                                 BALANCE SHEET

                               September 30, 2000

                                  ASSETS

Current Assets:
Cash                                                        43,853
Other current assets                                        21,450
                                                        ----------
Total Current Assets                                        65,303

Property and Equipment                                       1,867
                                                        ----------
Total Assets                                                67,170
                                                        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                            11,231
Accrued Expenses                                            57,758
Stock Loans                                                  3,120
                                                        ----------
Total Current Liabilities                                   72,109

Commitments and Contingencies                                    0

Stockholders' Equity
Common stock, $.001 par value; 15,000,000 shares
authorized; 11,870,000 shares issued and outstanding
at December 31, 1999                                         2,870
Additional paid-in capital                               1,868,130
Deficit accumulated during the development stage        (1,875,939)
                                                        ----------
Total stockholders' equity                                  (4,939)
                                                        ----------
Total liabilities and stockholders' equity                  67,170
                                                        ==========

                       GIFTS OF LEARNING FOUNDATION, INC.
                                 d/b/a Kids Golf
                        (A Development Stage Entgerprise)
                            STATEMENTS OF OPERATIONS

                                                                                          June 16, 1993
                                                       Period Ending      Year Ended      (Inception) to
                                                       September 30,     December 31,      September 30
                                                           2000              1999              2000
                                                     ------------------------------------------------------
Revenue                                                          $ 354          $ 1,877            $ 2,231

General and Administrative Expense
Salaries                                                        10,000          167,236            177,236
Marketing and promotion                                         35,000          123,630            158,630
Stock issued as consulting fees                                      -          870,000            870,000
General and Administrative Expense                              45,284          508,697            553,981
                                                     ------------------------------------------------------
                                                                90,284        1,669,563          1,759,847


Operating Loss                                                 (89,930)      (1,667,686)        (1,757,616)
                                                                                                         -
Other Income:                                                                                            -
Interest Income                                                    514            8,297              8,811
                                                     ------------------------------------------------------
                                                                                                         -
Net Loss                                                       (89,416)      (1,659,389)        (1,748,805)
                                                     ------------------------------------------------------

Loss Per Common Share                                            (0.01)           (0.14)             (0.15)
                                                                                                         -
Weighted Average Shares Outstanding                         10,412,311       11,465,521         21,877,832
                                                     ======================================================


                       GIFTS OF LEARNING FOUNDATION, INC.
                                 d/b/a Kids Golf
                        (A Development Stage Entgerprise)
                            STATEMENTS OF CASH FLOWS

                                                                                                          June 16, 1993
                                                                       Period Ending      Year Ended      (Inception) to
                                                                       September 30,     December 31,      September 30
                                                                           2000              1999        2000 (Unaudited)
                                                                     ------------------------------------------------------
Cash flows from operating activities:
Net Loss                                                                     $ (89,416)     $(1,659,389)        (1,748,805)
Adjustments to reconcile net loss to net cash used
in operating activities:                                                                                                 -
  Common stock issued for services                                                   -          870,000            870,000
  Depreciation                                                                       -              246                246
Changes in operating assets and liabilities:
Increase in other assets                                                        (2,545)         (18,905)           (21,450)
Increase in accounts payable                                                    (8,843)          14,227
Increase in accrued expenses                                                         -           57,758
                                                                     ------------------------------------------------------
Net cash used in operating activities                                         (100,804)        (736,063)          (900,009)

Cash flows from investing activities:
Expenditures for property and equipment                                              -           (2,113)            (2,113)

Cash flows from financing activities:
Payment of stockholder loans                                                         -          (55,552)           (55,552)
Proceeds from stockholder loans                                                      -           54,465             54,465
Proceeds from sale of common stock                                                   -          813,000            813,000
                                                                     ------------------------------------------------------
                                                                                     -          811,913            811,913

Net Increase in cash                                                          (100,804)          73,737            (27,067)

Cash, Beginning                                                                144,657           70,920            215,577
                                                                     ------------------------------------------------------

Cash, Ending                                                                    43,853          144,657            188,510
                                                                     ======================================================

                       GIFTS OF LEARNING FOUNDATION, INC.
                                 d/b/a Kids Golf
                        (A Development Stage Enterprise)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                              Deficit
                                                                                                            Accumulated
                                                                      COMMON STOCK              ADDITIONAL   During the
                                                                      ------------               PAID-IN     Development
                                                                   Shares        Amount          Capital        Stage        Total
                                                            ------------------------------------------------------------------------
Year Ended December 31, 1993:
Issuance of Founders shares ($.001 per share)                    10,000,000     $ 1,000            $ -           $ -        $ 1,000
Net Loss                                                                  -           -              -          (555)          (555)
                                                            ------------------------------------------------------------------------

Balance, December 31, 1993:                                      10,000,000       1,000              -          (555)           445

Year Ended December 31, 1994:
  Net Loss                                                                -           -              -          (314)          (314)
                                                            ------------------------------------------------------------------------

Balance, December 31, 1994                                       10,000,000       1,000              -          (869)           131

Year Ended December 31, 1995
   Net Loss                                                               -           -              -           712            712
                                                            ------------------------------------------------------------------------

Balance, December 31, 1995                                       10,000,000       1,000              -          (157)           843

Year Ended December 31, 1996:
   Net Loss                                                               -           -              -       (18,337)       (18,337)
                                                            ------------------------------------------------------------------------

Balance, December 31, 1996                                       10,000,000       1,000              -       (18,494)       (17,494)

Year Ended December 31, 1997:
   Net Loss                                                               -           -              -          (328)          (328)
                                                            ------------------------------------------------------------------------

Balance, December 31, 1997                                       10,000,000       1,000              -       (18,822)       (17,822)


Year Ended December 31, 1998:
  Sale of Common Stock ($1 per share)                               187,000         187        186,813             -        187,000
  Net Loss                                                                -           -              -      (108,312)      (108,312)
                                                            ------------------------------------------------------------------------

Balance, December 31, 1998                                       10,187,000       1,187        186,813      (127,134)        60,866

Year Ended December 31, 1999:
Sale of common stock ($1 per share)                                 813,000         813        812,187             -        813,000
Issuance of common stock for services ($1 per share)                275,000         275        274,725             -        275,000
Issuance of common stock ($1 per share)                             595,000         595        594,405             -        595,000
Net Loss                                                                  -           -              -    (1,659,389)    (1,659,389)
                                                            ------------------------------------------------------------------------

Balance, December 31, 1999                                       11,870,000       2,870      1,868,130    (1,786,523)        84,477

Year Ended September 30, 2000
    Net Loss                                                              -           -              -       (89,416)       (89,416)
                                                            ------------------------------------------------------------------------

Balance September 30, 2000                                       11,870,000       2,870      1,868,130    (1,875,939)        (4,939)
                                                            ========================================================================

                                 EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------
  27          Financial Data Schedule